Form 10-Q/A
period 1996-09-30
COMMERCIAL MORTGAGE RESOURCES CORP
filed 1996-11-14
CIK 878235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549



FORM 10-Q



(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934



For the quarterly period ended: September 30, 1996

OR



[   ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934



For the transition period from _______ to _______



Commission File Number: 000-19464



                              Commercial Mortgage Resources
Corporation

(Exact name of registrant as specified in its charter)



              Delaware
86-0686367

(State or other jurisdiction							(I.R.S. Employer

of incorporation or organization)						Identification Number)



9636  East Desert Cove Avenue, Scottsdale, Arizona
                       85260-6216

      (Address of principal executive office)						(Zip Code)



Registrants telephone number, including area code:  (602)
391-0975







(Former name, former address and former fiscal year, if changed since last report)



	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No



Applicable only to corporate issuers:



	Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable
date.   As of November 14 10, 1996:  100,000 common
shares.Securities And Exchange Commission

Commercial Mortgage Resources Corporation

Index to Form 10-Q Filing

For the Quarter Ended September 30, 1996

											  Page

PART I.	FINANCIAL INFORMATION					Number

Item 1.		Financial Statements



		Balance Sheets

			September 30, 1996 (Unaudited) and March 31, 1996		3



		Statement of Operations

			For the Six Months Ended September 30, 1996 and 1995

			(Unaudited)								4



		Statement of Changes in Stockholder's Equity (Deficit)

			For the Years Ended March 31, 1996 and 1995 (Audited)

			and the Six Months Ended September 30, 1996 (Unaudited)	5



		Statement of Cash Flows

			For the Six Months Ended September 30, 1996 and 1995

			(Unaudited)								6



		Notes to Consolidated Financial Statements (Unaudited)		7



Item 2.		Management's Discussion and Analysis of Financial
Condition

		and Operating Results							9



PART II.	OTHER INFORMATION

Item 1.		Legal Proceedings							None



Item 2.		Changes in the Rights of the Company's Security
Holders	None



Item 3.		Defaults by the Company on its Senior Securities		None



Item 4.		Results of Votes of Security Holders				None



Item 5.		Other Information							None



Item 6(a).	Exhibits								            None



Item 6(b).	Reports on Form 8-K							None



Signatures										          10

Part I.		FINANCIAL INFORMATION

Item 1.		Financial Statements





COMMERCIAL MORTGAGE RESOURCES CORPORATION

Balance Sheets





ASSETS								                1996

									September 30, March 31,

									(Unaudited)	 (Audited)



Cash									$            17	$            17

Deferred registration costs						       81,333	       81,333



	TOTAL ASSETS						$     81,350	$     81,350





LIABILITIES AND STOCKHOLDERS' EQUITY



LIABILITIES



Accounts payable							$     11,140	$     10,890

Due to affiliates - current						       85,876           85,876



	Total liabilities						       97,016	        96,766





STOCKHOLDER'S EQUITY (DEFICIT)



Common stock, $.01 par value - authorized 100,000 shares

    issued and outstanding, 100,000 shares (Note 3)
1,000	         1,000

Retained deficit							      (16,666)	      (16,416)



	Total stockholder's equity (deficit)			      (15,666)
(15,416)



   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$     81,350	$
 81,350











See Notes to Financial Statements.

COMMERCIAL MORTGAGE RESOURCES CORPORATION

Statement of Operations

For the Six Months Ended September 30, 1996 and  1995

(Unaudited)





			   					     September 30,

								    1996   	     1995



Revenue							$           -          $             -



Operating expenses and fees		          		        250
3,250



Net loss		                                                     $
    (250)	   $    (3,250)



Net loss per share		                                           $
    (0.00)	   $      (0.03)



Average common shares outstanding		              100,000
100,000











































See Notes to Financial Statements.

COMMERCIAL MORTGAGE RESOURCES CORPORATION

Statement of Changes in Stockholder's Equity (Deficit)

For the Two Years Ended March 31, 1996 and

the Six Months Ended September 30, 1996







		                                       		Retained

			                        Common	Earnings

			                        Stock  	(Deficit) 	  Total





Balance March 31, 1994		    1,000	    (9,375)	    (8,375)



	Net loss 		              	               (3,791)	    (3,791)



Balance March 31, 1995		    1,000	  (13,166)	  (12,166)



	Net loss 		             	               (3,250)	    (3,250)



Balance March 31, 1996		     1,000	   (16,416)	  (15,416)



	Net loss	                      _______               (250)
  (250)



Balance September 30, 1995

       (Unaudited)	                      $   1,000	$
(16,666)	$(15,666)































See Notes to Financial Statements.

COMMERCIAL MORTGAGE RESOURCES CORPORATION

Statement of Cash Flows

For the Six Months Ended September 30, 1996 and 1995

(Unaudited)



								        September 30,

								     1996      	    1995



CASH FLOW FROM OPERATING ACTIVITIES:



NET LOSS							$      (250)	$   (3,250)



ADJUSTMENTS TO RECONCILE NET LOSS TO

   NET CASH USED BY OPERATING ACTIVITIES:



CHANGES IN ASSETS AND LIABILITIES:



Increase in accounts payable			                   250	     3,250

	Total adjustments			    		      250	     3,250



Net cash (used) by operating activities			          -
  -

Net (decrease) in cash			                               -
      -



Cash at beginning of year			                             17
    17



Cash at end of period			                     $      17	$       17













See Notes to Financial Statements.

COMMERCIAL MORTGAGE RESOURCES CORPORATION

Notes to Financial Statements

For the Six Months Ended September 30, 1996 and 1995

(Unaudited)





1.	THE COMPANY



Commercial Mortgage Resources Corporation (the "Company") was incorporated on August 1, 1991 and is a limited purpose finance company.



The Company was a 100% owned subsidiary of Commercial Mortgage Investments Corporation ("CMIC"). During the year ended March 31, 1995, Mr. Marshall, owner of all of the outstanding stock of CMIC, acquired directly all of the outstanding stock of the Company from CMIC.



Upon issuance of the mortgage-collateralized bonds, the Company will reimburse a related party for the costs it has incurred in the organization of the Company and the preparation and filing of the registration statement for sale of the mortgage-collateralized securities. In the event no bonds are issued by the Company the related party will absorb the costs incurred.





2.	DESCRIPTION OF THE BUSINESS



The purpose of the Company is to facilitate the issuing and selling through the capital markets of mortgage-collateralized bonds secured by commercial mortgage loans, mortgage-collateralized obligations or other interests in mortgages on commercial property.



The Company intends to either purchase mortgage collateral from or lend to financial entities or investors the proceeds of the issuance of its mortgage-collateralized bonds. The Company's mortgage-collateralized bonds will represent obligations solely of the Company. The mortgage-collateralized bonds issued by trusts to which the Company is the depositor will be obligations solely of the respective trust.





3.	STOCKHOLDER'S EQUITY (DEFICIT)



The Company has authorized 100,000 shares of common stock, par value $.01 of which 100,000 have been issued and are outstanding. In addition, the Company has authorized 100,000 shares of preferred stock, par value $1.00 per share. No preferred stock has been issued.



Loss per common share is determined by dividing net loss by the weighted average number of shares outstanding during the year.
There were 100,000 shares outstanding for each year.





7



4.	CONTINGENT LIABILITIES - LITIGATION



On November 8, 1995, Devenir, Inc. the assignee of Beus, Gilbert & Morrill, P.L.L.C., the former attorneys for the corporation, filed a law suit against the Company and its stockholders in the Superior Court of the State Of Arizona, Maricopa County, Case number CV95-18718 for the collection of legal fees they claim are owed in the amount $637,776 plus interest and collection fees. The Company denies liability for substantially all, if not all, of the claim and the other defendants deny any liability for this claim and are actively defending this action. This litigation is currently in the discovery stage.





































































					8



Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations



The Company was incorporated on August 1, 1991, as a limited purpose financing corporation to facilitate the issuance and sale of commercial mortgage-collateralized bonds. The operations of the Company have been confined to this limited purpose.



Because of the limited purpose and operations of the Company, it does not have and is not expected to have any significant assets other than assets which may be acquired and immediately pledged to secure a specific series of bonds issued by the Company, if any, and intangible capitalized costs.



The Company does not have significant liquidity, has no need for liquidity, and does not plan to increase its liquidity. The Company does not foresee any demands that are likely to have an effect upon the Company's liquidity. The Company has no commitments for capital expenditures, and no material capital resources. Revenues will consist primarily of "other income", proceeds from the sale of investments, and interest received in connection with the sale of beneficial interest in the loan pool created by the Company.



Costs and expenses will consist primarily of management fees, legal costs, and other costs of the Company's investments in the segregated mortgage loan pools, and expenses incurred in conjunction with the anticipated bond offerings.



The Company intends to have an open shelf registration statement on file with the Securities and Exchange Commission under which the Company may issue commercial mortgage collateralized bonds in an aggregate principal amount sufficient to complete placement of such underlying mortgage pools on an expedited basis.































			9







SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.







				COMMERCIAL MORTGAGE RESOURCES CORPORATION

				Registrant







				/s/James C. Marshall

				James C. Marshall, President and

				Treasurer (Chief Accounting Officer)



Date:  November 14, 1996













































					10