Form 10-K
period 1997-03-31
COMMERCIAL MORTGAGE RESOURCES CORP
filed 1997-07-01
CIK 878235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549



FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Fee Required)



For the fiscal year ended March 31, 1997



[ ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Fee Required)



For the transition period from               to



Commission File Number 000-19464



COMMERCIAL MORTGAGE RESOURCES CORPORATION


(Exact name of registrant as specified in its charter)



          Delaware                		        86-0686367

(State or other jurisdiction		(I.R.S. Employer

of incorporation or organization)	Identification Number)



9636 East Desert Cove, Scottsdale, Arizona
            85260-6216

(Address of principal executive office)
	(Zip Code)



Registrants telephone number, including area code   (602)
391-0974



Securities Registered Pursuant to Section 12(b) of the Act:
None.



Securities Registered Pursuant to Section 12(g) of the Act:
None.



Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].



State the aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 1996: None.



Indicate the number of shares of common stock outstanding as of March 31, 1997 100,000.



Documents incorporated by reference:  Not applicable.





Securities and Exchange Commission

Commercial Mortgage Resources Corporation

Index to Form 10-K Filing

For the Years Ended March 31, 1997 and 1996

																               Page

Part I.



Item 1.		Business					 1

Item 2. 	Properties					 1

Item 3. 	Legal Proceedings				 1

Item 4. 	Submission of Matters to a Vote of Security

		Holders					 1

Part II.



Item 5.		Market for Registrant's Common Equity and

		Related Stockholder Matters			 2

Item 6.		Selected Financial Data			 2

Item 7.		Management's Discussion and Analysis of Financial

		Condition and Results of Operations		 3

Item 8.		Financial Statements and Supplementary Data		 3

Item 9.		Changes in and Disagreements with Accountants on

		 Accounting and Financial Disclosure		11



Part III.



Item 10.	Directors and Executive Officers of the Registrant		12

Item 11.	Executive Compensation			12

Item 12.	Security Ownership of Certain Beneficial Owners

		 and Management				13

Item 13.	Certain Relationships and Related Transactions		13



Part IV



Item 14.	Exhibits, Financial Statement Schedules, and		14

		 Reports on Form 8-K



SIGNATURES
        	15



INDEX TO EXHIBITS AND EXHIBITS			16





PART I





Item 1.  	Business



Commercial Mortgage Resources Corporation was incorporated in the state of Delaware on August 1, 1991, as a limited purpose financing corporation (the "Company"). The Company maintains its principal executive offices at 9636 East Desert Cove, Scottsdale, Arizona 5260-6216, and its telephone number is (602) 391-0974. The Company will not engage in any activity other than issuing one or more series of bonds collateralized by commercial mortgage loans or security interests therein and, in connection therewith, acquiring, owning, holding, and pledging commercial mortgage loans. The Company's Articles of Incorporation limit its activities to the aforementioned purposes and to any activities incidental thereto and necessary for such purposes.



Commercial mortgage collateralized bonds issued by the Company are limited obligations of the Company, payable solely from the cash flow of the proceeds realized from the segregated commercial mortgage loan pools created for each series of bonds.
 The Company has not issued any commercial mortgage collateralized bonds in the past. Interest, maturities, and other definitive terms of the bonds have yet to be determined.



The Company's business is the facilitation and offering of commercial mortgage collateralized bonds. The Company anticipates that it will either purchase commercial mortgage loans for its bonds from banks, savings and loan associations, investment banking firms, other entities or affiliates.
Proceeds from the issuance of commercial mortgage collateralized bonds issued by the Company are used to purchase or to fund the commercial mortgage loans.



The Company has no employees.



Item 2.  	Properties				None



Item 3.  	Legal Proceedings



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



There is no other litigation.



Item 4.		Submission of  Matters to a Vote of Security Holders
	None

PART II





Item 5.		Market for Registrant's Common Equity and Related
Stockholder Matters



There is no established public trading market for the common stock of the Company. At March 31, 1997 all of the Company's stock was owned by Commercial Mortgage Investments Corporation. No dividends have been declared or paid with respect to such stock.





Item 6.  		Selected Financial Data



Income Statement Data

 		                                                Period Ended
                                       			 March 31,	 March 31,
March 31,	  March 31,	  March 31,	 		     1997      	     1996
  	     1995      	     1994      	     1993



Operating Revenues    $              -	$              - 	$
      - 	$              -	$              -

Net Loss	$        (250)	$     (3,250) 	$     (3,791)	$
(4,514)	$     (4,861)

Net Loss Per Share	$       (0.00)	$       (0.03)	$
(0.04)	$       (0.05)	$       (0.05)



Cash Dividends	None	None	None	None	None



Balance Sheet Data




              March 31,

		    1997     	    1996          1995            1994
1993



Total Assets	$   81,350	$  81,350	 $   81,350   $   81,383	 $
8,081

Long Term Obligations	    None	    None	      None	      None
 None

Total Stockholders' Equity

   (Deficit)	$  (15,416)	$(15,413)	  $ (12,166)   $  (8,375)  $
 (3,861)



Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations



The Company was incorporated on August 1, 1991, as a limited purpose financing corporation to facilitate the issuance and sale of commercial mortgage-collateralized bonds. See Item 1, incorporated herein by reference. The operations of the Company have been confined to this limited purpose.



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





Item 8. 	Financial Statements and Supplementary Data





The financial statements required by this Item follow:

ACCOUNTANT'S REPORT





To the Board of Directors and Stockholder

Commercial Mortgage Resources Corporation





We have compiled the accompanying balance sheets of Commercial Mortgage Resources Corporation as of March 31, 1997 and 1996, and the related statements of operations, changes in stockholder's deficit, and cash flows for the years then ended, in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.



A compilation is limited to presentation in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any form of assurance on them.



We are not independent with respect to Commercial Mortgage
Resources Corporation.







JAMES C. MARSHALL, C.P.A., P.C.



James C. Marshall, C.P.A., P.C.

Scottsdale, Arizona

June 27, 1997

COMMERCIAL MORTGAGE RESOURCES CORPORATION

Balance Sheets





ASSETS								           March 31,

									     1997      	     1995



Cash									$            17	$            17

Deferred registration costs						       81,333	       81,333



	TOTAL ASSETS						$     81,350	$     81,350





LIABILITIES AND STOCKHOLDER'S DEFICIT



LIABILITIES



Accounts Payable							$     11,140	$    10,890

Due to affiliates - current						       85,876            85,876



	Total liabilities							      97,016	      96,766





STOCKHOLDER'S DEFICIT



Common stock, $.01 par value - authorized 100,000 shares

    issued and outstanding, 100,000 shares (Note 3)
1,000	         1,000



Preferred stock, $1.00 par value - authorized 100,000 shares,

    no shares issued or outstanding (Note 3)
-	                -

Retained deficit							     (16,666)	      (16,416)



	Total stockholder's deficit					     (15,666)	      (15,416)



   TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$    81,350	$
 81,350

















See Notes to Financial Statements.

COMMERCIAL MORTGAGE RESOURCES CORPORATION

Statements of Operations

For the Three Years Ended March 31, 1997







		                                   March 31,


					         1997     	                   1996     		     1995




Revenue	$             -	$              -	$            -



Operating expenses and fees	           250	        3,250
3,791



Net Loss	$        (250)	$     (3,250)	$    (3,791)



Loss per common share	$       (0.00)	$       (0.03) 	$
(0.04)



Average common shares outstanding	    100,000	    100,000
100,000















































See Notes to Financial Statements.
 COMMERCIAL MORTGAGE RESOURCES CORPORATION

Statements of Changes in Stockholder's Deficit

For the Three Years Ended March 31, 1997









			Common	Retained

			   Stock  	(Deficit) 	  Total





Balance March 31, 1994		 $   1,000	$   (9,375)	$  (8,375)



	Net Loss		              	    (3,791)	    (3,791)



Balance March 31, 1995		      1,000	  (13,166)	  (12,166)



	Net Loss		              	    (3,250)	    (3,250)



Balance March 31, 1996		      1,000	  (16,416)	  (15,416)



	Net Loss		              	      (250)	      (250)



Balance March 31, 1997		$    1,000	$(16,666)	$(15,666)

































See Notes to Financial Statements.

COMMERCIAL MORTGAGE RESOURCES CORPORATION

Statements of Cash Flows

For the Three Years Ended March 31, 1997







			                  March 31,

			    1997         1996           1995

CASH FLOW FROM OPERATING ACTIVITIES:



NET LOSS		$    (250)	$   (3,250)	$  (3,791)



ADJUSTMENTS to reconcile net loss to

   net cash used by operating activities:



CHANGES in assets and liabilities:



Increase (decrease) in accounts payable		       250
3,250	        258

	Total adjustments		       250	       3,250	        258



Net cash used in operating activities		            -
  -	   (3,533)





CASH FLOW FROM FINANCING ACTIVITIES:



Advances from affiliates		            -	              -
3,500



	Total cash flow provided by financing activities	            -
             -	     3,500



Net increase (decrease) in cash		            -	              -
      (33)



Cash at beginning of year		          17	            17
50



Cash at end of year		$        17	$          17	$        17















See Notes to Financial Statements.

COMMERCIAL MORTGAGE RESOURCES CORPORATION

Notes to Financial Statements

As of March 31, 1997 and 1996

and the Three Years ended March 31, 1997





1.	THE COMPANY



Commercial Mortgage Resources Corporation (the "Company") was incorporated on August 1, 1991 and is a limited purpose finance company.



The Company was a 100% owned subsidiary of Commercial Mortgage
Investments, Inc.. ("CMRC").



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





3.	STOCKHOLDER'S DEFICIT



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

Item 9.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure				None

PART III





Item 10. 	Directors and Executive Officers of the Registrant



The directors and executive officers of Commercial Mortgage
Resources Corporation are as follows:





	Name         	Age	Position



James C.
Marshall................................................	52	Direc
tor, President and Treasurer

Mark L.
Stewart...................................................	40	Dir
ector

H. Maurine
Marshall............................................	52	Secretary





James C. Marshall has been a Director and the President of Commercial Mortgage Resources Corporation since its inception. Mr. Marshall has been President and Director of Residential Resources, Inc. since its inception in 1986 to June 1993. Mr. Marshall has been the President of James C. Marshall, P.C., a professional corporation licensed to practice certified public accountancy, since March 1985. The firm specializes in providing auditing, accounting and consulting services to the real estate, mortgage finance and investment banking industries.
 Since November 1985, Mr. Marshall also has been a Director, President and shareholder of Bond Servicing Corporation, a firm providing bond administration services to issuers and trustees, and acting as Manager on behalf of the trusts. Mr. Marshall was the National Finance Partner of Kenneth Leventhal & Company, certified public accountants, from March 1984 until March 1985 and the Managing Partner of the Phoenix office of that firm from 1979 until March 1984.



Mark L. Stewart has been a Director of the Company since May 29, 1992. Mr. Stewart is President of Ocean West Funding, and Director and President of Ocean West Enterprises, Inc. since their inception in 1988. These firms specialize in real estate financing and consulting services to the real estate and mortgage finance industries. During 1987 and 1988, Mr. Stewart was Vice President of Westport Savings Bank where his main emphasis was mortgage banking activities. Prior to 1987, Mr. Stewart was the Vice President in charge of loan production for Irvine City Savings.



H. Maurine Marshall was elected Secretary of the Company on May
29, 1992.  Prior to her election as Corporate Secretary, Ms.
Marshall was a real estate agent in Arizona. Ms. Marshall is the spouse of Mr. Marshall.





Item 11. 	Executive Compensation				None





Item 12. 	Security Ownership of Certain Beneficial Owners and
Management



The following table sets forth information regarding the beneficial owners of more than five percent of Commercial
Mortgage Resources Corporation's voting securities as of June
28, 1997:



			    	  Amount of	    Percent of

Name and Address of 		   Beneficial	    Beneficial

 Beneficial Owners  	  	   Ownership 	    Ownership



James C. Marshall		 100,000 shares     	     100.00%

9636 East Desert Cove			 Common Stock

Scottsdale, AZ  85260-6216			 Directly Owned





Item 13. 	Certain Relationships and Related Transactions



Upon the issuance of the mortgage-collateralized bonds, the Company will reimburse certain related parties for the costs they have incurred. In the event no bonds are issued by the Company the related parties will absorb the costs incurred; accordingly, since bonds have not yet been issued the Company has not recorded a liability for such costs.

PART IV





Item 14. 	Exhibits, Financial Statement Schedules, and Reports
on Form 8-K



	(a)(1) and (a)(2)  Financial Statements and Financial Statement
Schedules:



The following financial statements required by this Item are included in this Report: Accountant's Report, balance sheets as of March 31, 1997 and 1996, related statements of operations, changes in stockholder's equity (deficit), and cash flows for the three years ended March 31, 1997 and Notes to Financial Statements are included at Item 8 of this Form 10-K.



	(a)(3)  Exhibits:



				See Exhibit Index attached hereto.



	(b)		Reports on Form 8-K		None



	(c)		Exhibits required by Item 601 of Regulation S-X		None



	(d)		Separate financial statements of subsidiaries and
affiliates		None





SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



		No annual report or proxy material have yet been sent to security holders. An annual report is to be sent to the security holders for the Company's last fiscal year, and four copies of such report shall be furnished to the Securities and Exchange Commission when it is sent to security holders.

SIGNATURES





	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of June, 1997.





						COMMERCIAL MORTGAGE RESOURCES CORPORATION





						By:  \s\ James C. Marshall


 						   James C. Marshall

						   President

						   (Principal Executive Officer)

						   (Principal Financial Officer)





	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 30, 1997.





						By:   \s\ James C. Marshall


						   James C. Marshall, President

						   and Director





						By:    \s\ Mark L. Stewart

Mark L. Stewart

						   Director

Commercial Mortgage Resources Corporation



EXHIBITS



INDEX TO EXHIBITS

																				Page

									Number



3.	Articles of Incorporation and Bylaws:



		Incorporated by reference from Form S-3, filed with the Securities and Exchange Commission on August 13, 1991.



4.	Instruments defining the rights of security holders,
including indentures:   None



9.	Voting Trust Agreement:			None.



10.	Material Contracts:			None



11.	Statement re Computation of Per Share Earnings:		None



12.	Statement re Computation of ratios:			None.



13.	Annual Report to Security Holders:			None.



16.	Letter re Change in Certifying Accountant:			None.



18.	Letter re Change in Accounting Principles:			None.



19.	Previously Unfiled  Documents:			None.



22.	Subsidiaries of Registrant:			None



23.	Published Report Regarding Matters Submitted to Vote of
Security Holders:       None.



24.	Consents of Experts and Counsel:			None.



25.	Power of Attorney:			None.



28.	Additional Exhibits:			None.



29.	Information from Reports Furnished to State Insurance
Regulatory Authorities:   None.