Form 10-Q
period 1997-06-30
COMMERCIAL MORTGAGE RESOURCES CORP
filed 1997-08-19
CIK 878235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549



FORM 10-Q



(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934



For the quarterly period ended: June 30, 1997

OR



[   ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934



For the transition period from _______ to _______



Commission File Number: 000-19464



                              Commercial Mortgage Resources
Corporation

(Exact name of registrant as specified in its charter)



              Delaware
86-0686367

(State or other jurisdiction							(I.R.S. Employer

of incorporation or organization)						Identification Number)



9636  East Desert Cove Avenue, Scottsdale, Arizona
                        85260-6216

      (Address of principal executive office)						(Zip Code)



Registrants telephone number, including area code:  (602)
391-0974







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



Applicable only to corporate issuers:



	Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable
date.   As of August 14, 1997:  100,000 common shares.

Securities And Exchange Commission

Commercial Mortgage Resources Corporation

Index to Form 10-Q Filing

For the Quarter Ended June 30, 1997

											  Page

PART I.	FINANCIAL INFORMATION					Number

Item 1.		Financial Statements



		Balance Sheets

			June 30, 1997 (Unaudited) and March 31, 1997			3



		Statement of Operations

			For the Three Months Ended June 30, 1997 and 1996

			(Unaudited)								4



		Statement of Changes in Stockholder's Equity (Deficit)

			For the Years Ended March 31, 1997 and 1996 (Audited)

			and the Three Months Ended June 30, 1997 (Unaudited)	5



		Statement of Cash Flows

			For the Three Months Ended June 30, 1997 and 1996

			(Unaudited)								6



		Notes to Consolidated Financial Statements (Unaudited)			7



Item 2.		Management's Discussion and Analysis of Financial
Condition

		and Operating Results								9



PART II.	OTHER INFORMATION

Item 1.		Legal Proceedings							None



Item 2.		Changes in the Rights of the Company's Security
Holders		None



Item 3.		Defaults by the Company on its Senior Securities			None



Item 4.		Results of Votes of Security Holders					None



Item 5.		Other Information							None



Item 6(a).	Exhibits								None



Item 6(b).	Reports on Form 8-K							None



Signatures										     10

Part I.		FINANCIAL INFORMATION

Item 1.		Financial Statements





COMMERCIAL MORTGAGE RESOURCES CORPORATION

Balance Sheets





ASSETS								                1997

									   June 30,  	 March 31,

									(Unaudited)



Cash									$            17	$            17

Deferred registration costs						       81,333	       81,333



	TOTAL ASSETS						$     81,350	$     81,350





LIABILITIES AND STOCKHOLDERS' EQUITY



LIABILITIES



Accounts payable							$     11,390	$    11,140

Due to affiliates - current						       85,876            85,876



	Total liabilities							       97,266	      97,016





STOCKHOLDER'S EQUITY (DEFICIT)



Common stock, $.01 par value - authorized 100,000 shares

    issued and outstanding, 100,000 shares (Note 3)
1,000	         1,000

Retained deficit							      (16,666)	      (16,666)



	Total stockholder's equity (deficit)				      (15,916)
(15,666)



   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$      81,350	$
 81,350











See Notes to Financial Statements.

COMMERCIAL MORTGAGE RESOURCES CORPORATION

Statement of Operations

For the Three Months Ended June 30, 1997 and  1996

(Unaudited)





			             June 30,

			    1997   	     1996



Revenue		$           -          $             -



Operating expenses and fees		          250	          250



Net loss		$       (250)	$       (250)



Net loss per share		$     (0.00)	$      (0.00)



Average common shares outstanding		   100,000	    100,000











































See Notes to Financial Statements.

COMMERCIAL MORTGAGE RESOURCES CORPORATION

Statement of Changes in Stockholder's Equity (Deficit)

For the Two Years Ended March 31, 1997 and

the Three Months Ended June 30, 1997







				Retained

			Common	Earnings

			   Stock  	(Deficit) 	  Total





Balance March 31, 1995		     1,000	   (13,166)	  (12,166)



	Net loss 		             	    (3,250)	    (3,250)



Balance March 31, 1996		     1,000	   (16,416)	  (15,416)



	Net loss	             ______                 (250)	       (250)



balance March 31, 1997		     1,000	   (16,666)	  (15,666)



	Net loss		              	       (250)	      (250)



Balance June 30, 1997 (Unaudited)		$   1,000	$ (16,916)	$(15,916)































See Notes to Financial Statements.

COMMERCIAL MORTGAGE RESOURCES CORPORATION

Statement of Cash Flows

For the Three Months Ended June 30, 1997 and 1996

(Unaudited)



				              June 30,

				     1997      	    1996



CASH FLOW FROM OPERATING ACTIVITIES:



NET LOSS			$      (250)		$     (250)



ADJUSTMENTS TO RECONCILE NET LOSS TO

   NET CASH USED BY OPERATING ACTIVITIES:



CHANGES IN ASSETS AND LIABILITIES:



Increase in accounts payable			          250	           250

	Total adjustments			          250	           250



Net cash (used) by operating activities			             -
     -

Net (decrease) in cash			             - 	             -



Cash at beginning of year			            17	           17



Cash at end of period			$          17	$         17













See Notes to Financial Statements.

COMMERCIAL MORTGAGE RESOURCES CORPORATION

Notes to Financial Statements

For the Three Months Ended June 30, 1997 and 1996

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







				COMMERCIAL MORTGAGE RESOURCES CORPORATION

				Registrant







				James C. Marshall

				James C. Marshall, President and

				Treasurer (Chief Accounting Officer)



Date:  August 14, 1997